Form 10-Q
period 1996-03-31
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-C
filed 1996-05-15
CIK 755115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-14462

             INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-C,
                        A California Limited Partnership
             (Exact name of registrant as specified in its charter)


       CALIFORNIA                                                13-3244534
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No [   ]

================================================================================

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           FORM 10-Q - MARCH 31, 1996


                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1996


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                           March 31      December 31,
                                                             1996            1995
                                                          -----------    -----------
ASSETS

     Leased equipment - net of accumulated depreciation
        of $6,495,501 and $6,358,255 and allowance for
        equipment impairment of $500,000 ..............   $ 3,674,689    $ 3,811,935
     Cash and cash equivalents ........................       366,238        397,722
     Other receivables and prepaid expenses ...........         1,591          1,825
                                                          -----------    -----------

                                                          $ 4,042,518    $ 4,211,482
                                                          ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Deferred income ..................................   $   722,614    $   963,485
     Accounts payable and accrued expenses ............        30,582         41,568
     Due to affiliates ................................            99          4,281
                                                          -----------    -----------

        Total liabilities .............................       753,295      1,009,334
                                                          -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (23,961 units issued
        and outstanding) ..............................     3,375,144      3,288,940
     General partners' deficit ........................       (85,921)       (86,792)
                                                          -----------    -----------

        Total partners' equity ........................     3,289,223      3,202,148
                                                          -----------    -----------

                                                          $ 4,042,518    $ 4,211,482
                                                          ===========    ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                       For the three months ended
                                                                 March 31,
                                                       --------------------------
                                                            1996          1995
                                                          --------      --------
Revenues
  Rental ...........................................      $240,871      $267,716
  Other - principally interest .....................         4,834         6,177
                                                          --------      --------

                                                           245,705       273,893
                                                          --------      --------

Costs and expenses
  Depreciation .....................................       137,246       160,053
  General and administrative .......................        15,782        27,794
  Fees to affiliates ...............................         4,818         5,354
  Operating ........................................           784           614
  Interest .........................................          --          46,909
                                                          --------      --------

                                                           158,630       240,724
                                                          --------      --------

Net income .........................................      $ 87,075      $ 33,169
                                                          ========      ========

Net income attributable to
  Limited partners .................................      $ 86,204      $ 32,837
  General partners .................................           871           332
                                                          --------      --------

                                                          $ 87,075      $ 33,169
                                                          ========      ========
Net income per unit of limited partnership
  interest (23,961 units outstanding) ..............      $   3.60      $   1.37
                                                          ========      ========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY

                                           Limited       General         Total
                                          Partners'     Partners'      Partners'
                                           Equity        Deficit        Equity
                                         ----------    ----------     ----------
Balance, January 1, 1996 ............    $3,288,940    $  (86,792)    $3,202,148

Net income for the three months
     ended March 31, 1996 ...........        86,204           871         87,075
                                         ----------    ----------     ----------

Balance, March 31, 1996 .............    $3,375,144    $  (85,921)    $3,289,223
                                         ==========    ==========     ==========




See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                 For the three months ended
                                                                           March 31,
                                                                 ---------------------------
                                                                        1996        1995
                                                                     ---------    ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ..................................................   $  87,075    $  33,169
     Adjustments to reconcile net income to
        net cash provided by operating activities
            Depreciation .........................................     137,246      160,053
            Amortization of deferred income ......................    (240,871)        --
     Changes in assets and liabilities
        Other receivables and prepaid expenses ...................         234           88
        Account receivable .......................................        --        267,717
        Accounts payable and other expenses ......................     (10,986)       5,397
        Due to affiliates ........................................      (4,182)        --
        Accrued interest payable .................................        --        (67,627)
                                                                     ---------    ---------

               Net cash (used in) provided by operating activities     (31,484)     398,797
                                                                     ---------    ---------

Cash flows from investing activities
     Other non-operating receipts ................................        --          1,144
                                                                     ---------    ---------

Cash flows from financing activities
     Principal payments on note payable ..........................        --       (412,294)
                                                                     ---------    ---------

Net decrease in cash and cash equivalents ........................     (31,484)     (12,353)

Cash and cash equivalents, beginning of period ...................     397,722      465,120
                                                                     ---------    ---------

Cash and cash equivalents, end of period .........................   $ 366,238    $ 452,767
                                                                     ---------    ---------

Supplemental disclosure of cash flow information
     Interest paid ...............................................   $    --      $ 114,536
                                                                     =========    =========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Integrated Resources American Leasing Investors VII-C, A California Limited Partnership (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased equipment

         The cost of leased equipment represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

         Depreciation  is  computed  using the  straight-line  method,  over the
         estimated   useful   lives  of  such   assets   (10  to  15  years  for
         transportation equipment).

         When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Z Square G Partners II was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $4,904.

         At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. During the three months ended March 31, 1996 and 1995, the Partnership incurred expenses of $4,818 and $5,354, respectively, for such management services.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No such amounts were incurred during the three months ended March 31, 1996 and 1995.

         The general partners are entitled to 1% of distributable cash from operations and cash from sales and an allocation of 1% of taxable net income or loss of the Partnership.

         During the operating and sale stage of the Partnership, IREG may be entitled to receive certain other fees, which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

         Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than their recorded equity.

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L. P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

4        EQUIPMENT LEASE PREPAYMENT

         In December 1985, the Partnership, through an equipment trust of which it is the sole beneficiary, acquired a Boeing 727-200 Aircraft (the "Aircraft") and immediately leased the Aircraft back to Piedmont Aviation, Inc. (the "Aircraft Lease"). The Partnership provided a portion of the purchase price by utilizing approximately 30% of the net proceeds from the Partnership's offering of units of limited partnership interest. The balance was provided by the Partnership assuming a loan from an unaffiliated third party lender (the "Lender"). The loan, which was nonrecourse, was anticipated to be self-liquidating by the application of rentals due over the life of the Aircraft Lease. Subsequent to 1985, the operations of Piedmont were merged into USAir Group, Inc ("USAir").

         Since 1989, USAir has continued to experience significant financial difficulty. In early 1995, USAir publicly announced that it anticipated reducing its fleet size and during 1995, planned to retire or dispose of 21 aircraft including its six remaining 727-200 aircraft. During the quarter ended June 30, 1995, USAir indicated that the Aircraft would require a heavy maintenance check under the USAir maintenance program. Rather than perform such heavy maintenance, USAir grounded the Aircraft.

         During 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir made a payment to the Lender equal to the outstanding principal balance plus interest which accrued through October 30, 1995 in the amount of $1,482,058. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft.

         The Partnership's ability to realize a return on the Aircraft which is the Partnership's last remaining asset and which represented approximately 44% of the original equipment owned by the Partnership, on an original cost basis, is not determinable at this time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership did not make a cash distribution with respect to the quarter ended March 31, 1996. As of March 31, 1996, the Partnership had operating reserves of approximately $337,000 which was comprised of undistributed cash from operations and sales of approximately $217,000, as well as general working capital reserves of $119,795.

         In December 1985, the Partnership, through an equipment trust of which it is the sole beneficiary, acquired a Boeing 727-200 Aircraft (the "Aircraft") and immediately leased the Aircraft back to Piedmont Aviation, Inc (the "Aircraft Lease"). The Partnership provided a portion of the purchase price by utilizing approximately 30% of the net proceeds from the Partnership's offering of units of limited partnership interest. The balance was provided by the Partnership assuming a loan from an unaffiliated third party lender (the "Lender"). The loan, which was nonrecourse, was anticipated to be self-liquidating by the application of rentals due over the life of the Aircraft Lease. Subsequent to 1985, the operations of Piedmont were merged into USAir Group, Inc ("USAir").

         Since 1989, USAir has continued to experience significant financial difficulty. In early 1995, USAir publicly announced that it anticipated reducing its fleet size and during 1995, planned to retire or dispose of 21 aircraft including its six remaining 727-200 aircraft. During the quarter ended June 30, 1995, USAir indicated that the Aircraft would require a heavy maintenance check under the USAir maintenance program. Rather than perform such heavy maintenance, USAir grounded the Aircraft.

         During 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir made a payment to the Lender equal to the outstanding principal balance plus interest which accrued through October 30, 1995 in the amount of $1,482,058. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft.

         The aircraft industry is highly competitive. Realizable values from sale or re-lease of aircraft vary considerably, depending upon the type of aircraft, the condition of the aircraft, the number of such type of aircraft available for sale or re-lease, and the nature of the prospective user. Additionally, the necessity of complying with FAA noise and maintenance requirements will have an adverse impact on the Partnership's capability to release or sell the Aircraft at the expiration or sooner termination of its lease. In the future, liquidity and distribution levels may fluctuate based upon (i) the results of the Partnership's efforts to sell or re-lease the Aircraft when the lease relating to such aircraft expires and (ii) requirements for operating reserves, if any.

         The Partnership's ability to realize a return on the Aircraft which is the Partnership's last remaining asset and which represented approximately 44% of the original equipment owned by the Partnership, on an original cost basis, is not determinable at this time.

         Since cash generated from operations has reached minimal levels and the costs associated with making quarterly cash distributions remain fixed, the managing general partner of the Partnership decided to discontinue quarterly cash distributions (except that it is anticipated that cash from sales will be distributed with respect to the quarter in which a sale is made) and instead make periodic cash distributions based upon the accumulation of cash in the Partnership. It is the Partnership's intention to maintain reserves (including general working capital reserves) sufficient to support the Partnership's future operations.

         At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnerships and IREG may be terminated by either party to such agreements.

         In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by the Managing General Partner.

         On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the Associate General Partner, upon the withdrawal of Z Square Partners II, the former Associate General Partner.

         The Partnership had no outstanding material commitments for capital expenditures as of March 31, 1996.

         Results of Operations

         Net income increased for the quarter ended March 31, 1996 as compared with the comparable prior year's period, as a result of a reduction in depreciation and other expenses, offset slightly by a reduction in rental revenues.

         The Partnership's rental revenues decreased for the quarter ended March 31, 1996, as compared with the prior year's period due to the restructuring of the USAir lease, effective July 1, 1995.

         Expenses decreased in the quarter ended March 31, 1996 in comparison to the comparable prior year's period. There was no interest expense for the quarter ended March 31, 1996 due to the retirement of the nonrecourse debt associated with the Aircraft Lease on October 30, 1995. Fees to affiliates and depreciation expense decreased, resulting from the restructuring of the USAir lease during the quarter ended September 30, 1995. Administrative expenses decreased for the quarter ended March 31, 1996 when compared with the prior year's period.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:  None
(b)  Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Integrated Resources
                                 American Leasing Investors VII-C,
                                 a California Limited Partnership
                          By:    ALI Equipment Management Corp.
                                 Managing General Partner



                          /S/    Douglas J. Lambert
                                 --------------------------------------------
                                 Douglas J. Lambert
                                 President (Principal Executive and Financial
                                  Officer)








Date: May 15, 1996