Form 10-Q
period 1996-06-30
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-C
filed 1996-08-14
CIK 755115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                            FORM 10-Q - JUNE 30, 1996







                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and
              1995 and the six months ended June 30, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1996


         STATEMENTS OF CASH FLOWS - For the six months  ended June 30,  1996 and
              1995


         NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                                                           June 30,               December 31,
                                                                                             1996                     1995
                                                                                         -----------              -----------
ASSETS

     Leased equipment - net of accumulated depreciation
        of $6,632,747 and $6,358,255 and allowance for
        equipment impairment of $930,000 and $500,000 ..........................         $ 3,107,443              $ 3,811,935
     Cash and cash equivalents .................................................             478,763                  397,722
     Other receivables and prepaid expenses ....................................               1,600                    1,825
                                                                                         -----------              -----------
                                                                                         $ 3,587,806              $ 4,211,482
                                                                                         ===========              ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Deferred income ...........................................................         $   481,742              $   963,485
     Accounts payable and accrued expenses .....................................             172,024                   41,568
     Due to affiliates .........................................................                --                      4,281
                                                                                         -----------              -----------
        Total liabilities ......................................................             653,766                1,009,334
                                                                                         -----------              -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (23,961 units issued
        and outstanding) .......................................................           3,023,513                3,288,940
     General partners' deficit .................................................             (89,473)                 (86,792)
                                                                                         -----------              -----------
        Total partners' equity .................................................           2,934,040                3,202,148
                                                                                         -----------              -----------
                                                                                         $ 3,587,806              $ 4,211,482
                                                                                         ===========              ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS



                                                                        For the three months ended         For the six months ended
                                                                                 June 30,                          June 30,
                                                                        --------------------------        --------------------------
                                                                           1996             1995             1996             1995
                                                                        ---------        ---------        ---------        ---------

Revenues
     Rental .....................................................       $ 240,872        $ 267,717        $ 481,743        $ 535,433
     Other - principally interest ...............................           4,486            5,910            9,320           12,087
                                                                        ---------        ---------        ---------        ---------
                                                                          245,358          273,627          491,063          547,520
                                                                        ---------        ---------        ---------        ---------

Costs and expenses
     Provision for equipment impairment .........................         430,000             --            430,000             --
     Depreciation ...............................................         137,246          160,053          274,492          320,106
     General and administrative .................................          27,916           22,510           43,698           50,304
     Fees to affiliates .........................................           4,817            5,355            9,635           10,709
     Operating ..................................................             562              712            1,346            1,326
     Interest ...................................................            --             46,909             --             93,818
                                                                        ---------        ---------        ---------        ---------
                                                                          600,541          235,539          759,171          476,263
                                                                        ---------        ---------        ---------        ---------

Net (loss) income ...............................................       $(355,183)       $  38,088        $(268,108)       $  71,257
                                                                        =========        =========        =========        =========

Net (loss) income attributable to
     Limited partners ...........................................       $(351,631)       $  37,707        $(265,427)       $  70,544
     General partners ...........................................          (3,552)             381           (2,681)             713
                                                                        ---------        ---------        ---------        ---------
                                                                        $(355,183)       $  38,088        $(268,108)       $  71,257
                                                                        =========        =========        =========        =========
Net (loss) income per unit of limited partnership
     interest (23,961 units outstanding) ........................       $  (14.68)       $    1.57        $  (11.08)       $    2.94
                                                                        =========        =========        =========        =========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY

                                                                      Limited                   General                    Total
                                                                      Partners'                Partners'                 Partners'
                                                                       Equity                   Deficit                   Equity
                                                                    -----------               -----------               -----------
Balance, January 1, 1996 .............................              $ 3,288,940               $   (86,792)              $ 3,202,148

Net loss for the six months
     ended June 30, 1996 .............................                 (265,427)                   (2,681)                 (268,108)
                                                                    -----------               -----------               -----------


Balance, June 30, 1996 ...............................              $ 3,023,513               $   (89,473)              $ 2,934,040
                                                                    ===========               ===========               ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS



                                                                                                 For the six months ended
                                                                                                        June 30,
                                                                                           --------------------------------
                                                                                             1996                    1995
                                                                                           ---------              ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income .........................................................           $(268,108)             $  71,257
     Adjustments to reconcile net income to
        net cash provided by operating activities
            Depreciation .......................................................             274,492                320,106
            Provision for equipment impairment .................................             430,000                   --
            Amortization of deferred income ....................................            (481,743)                  --
     Changes in assets and liabilities
        Other receivables and prepaid expenses .................................                 225                   (125)
        Accounts payable and other expenses ....................................             130,456                   (191)
        Due to affiliates ......................................................              (4,281)                  --
        Accrued interest payable ...............................................                --                  (20,718)
                                                                                           ---------              ---------
               Net cash provided by operating activities
                                                                                              81,041                370,329
                                                                                           ---------              ---------

Cash flows from investing activities
     Other non-operating receipts ..............................................                --                   (1,300)
                                                                                           ---------              ---------

Cash flows from financing activities
     Principal payments on note payable ........................................                --                 (412,294)
                                                                                           ---------              ---------

Net increase (decrease) in cash and cash equivalents ...........................              81,041                (43,265)

Cash and cash equivalents, beginning of period .................................             397,722                465,120
                                                                                           ---------              ---------

Cash and cash equivalents, end of period .......................................           $ 478,763              $ 421,855
                                                                                           =========              =========

Supplemental disclosure of cash flow information
     Interest paid .............................................................           $    --                $ 114,536
                                                                                           =========              =========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Integrated Resources American Leasing Investors VII-C, A California Limited Partnership (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Z Square G Partners II was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

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

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $10,567.

         At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. During the six months ended June 30, 1996 and 1995, the Partnership incurred expenses of $9,635 and $10,709, respectively, for such management services.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No such amounts were incurred during the six months ended June 30, 1996 and 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

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

         In October 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir made a payment to the Lender equal to the outstanding principal balance plus interest which accrued through October 30, 1995 in the amount of $1,482,058. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft (see Note 5).

5        SUBSEQUENT EVENT

         On July 16, 1996, the Partnership sold the Aircraft to an unrelated third party for sales proceeds of approximately $2,950,000 less selling expenses of approximately $307,500. Concurrently with the sale, the Partnership and USAir terminated the Aircraft Lease, scheduled to expire January 2, 1997. In addition, the Partnership retained and recognized as income approximately $441,600, representing the outstanding balance of the October 1995 lease prepayment. At the time of sale, such Aircraft had a net carrying value of approximately $3,134,600.

         The sale of the Aircraft on July 16, 1996 completes the liquidation of the Partnership's equipment portfolio. The Managing General Partner will prepare a final accounting of the Partnership's assets and liabilities and will commence the dissolution and termination of the Partnership and make a final distribution to partners.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership did not make a cash distribution with respect to the quarter ended June 30, 1996. As of June 30, 1996, the Partnership had operating reserves of approximately $308,000 which was comprised of undistributed cash from operations and sales of approximately $188,000, as well as general working capital reserves of $119,795.

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

         In October 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir made a payment to the Lender equal to the outstanding principal balance plus interest which accrued through October 30, 1995 in the amount of $1,482,058. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft.

         On July 16, 1996, the Partnership sold the Aircraft to an unrelated third party for sales proceeds of approximately $2,950,000 less selling expenses of approximately $307,500. Concurrently with the sale, the Partnership and USAir terminated the Aircraft Lease, scheduled to expire January 2, 1997. In addition, the Partnership retained and recognized as income approximately $441,600, representing the outstanding balance of the October 1995 lease prepayment. At the time of sale, such Aircraft had a net carrying value of approximately $3,134,600.

         The sale of the Aircraft on July 16, 1996 completes the liquidation of the Partnership's equipment portfolio. The Managing General Partner will prepare a final accounting of the Partnership's assets and liabilities and will commence the dissolution and termination of the Partnership and make a final distribution to partners.

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

         The Partnership had no outstanding material commitments for capital expenditures as of June 30, 1996.

         Results of Operations

         Net income decreased for the quarter and six months ended June 30, 1996 as compared with the comparable prior year's periods, as a result of a provision for equipment impairment recognized during the quarter ended June 30, 1996, as well as a reduction in rental revenues, offset slightly by a reduction in depreciation and other expenses.

         The Partnership's rental revenues decreased for the quarter and six months ended June 30, 1996, as compared with the prior year's periods due to the restructuring of the USAir lease, effective July 1, 1995.

         Expenses decreased in the quarter and six months ended June 30, 1996 in comparison to the comparable prior year's periods. There was no interest expense for the quarter and six months ended June 30, 1996 due to the retirement of the nonrecourse debt associated with the Aircraft Lease on October 30, 1995. Fees to affiliates and depreciation expense decreased, resulting from the restructuring of the USAir lease during the quarter ended September 30, 1995. Administrative expenses decreased for the quarter and six months ended June 30, 1996 when compared with the prior year's periods. A provision for equipment impairment of $430,000 was recognized for the quarter ended June 30, 1996 to reflect the reduced value of the Aircraft.

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


                                               Integrated Resources
                                               American Leasing Investors VII-C,
                                               a California Limited Partnership
                                    By:        ALI Equipment Management Corp.
                                               Managing General Partner



                                    /S/        Douglas J. Lambert
                                               ------------------
                                               Douglas J. Lambert
                                               President (Principal Executive
                                               and Financial Officer)










Date: August 13, 1996