Form 10-Q/A
period 1996-06-30
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-C
filed 1996-08-19
CIK 755115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

5        SUBSEQUENT EVENT

         On July 16, 1996, the Partnership sold the Aircraft to an unrelated third party for sales proceeds of approximately $2,950,000 less selling expenses of approximately $307,500. Concurrently with the sale, the Partnership and USAir terminated the Aircraft Lease, scheduled to expire January 2, 1997. In addition, the Partnership retained and recognized as income approximately $441,600, representing the outstanding balance of the October 1995 lease prepayment. At the time of sale, such Aircraft had a net carrying value of approximately $3,084,600.

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

         On July 16, 1996, the Partnership sold the Aircraft to an unrelated third party for sales proceeds of approximately $2,950,000 less selling expenses of approximately $307,500. Concurrently with the sale, the Partnership and USAir terminated the Aircraft Lease, scheduled to expire January 2, 1997. In addition, the Partnership retained and recognized as income approximately $441,600, representing the outstanding balance of the October 1995 lease prepayment. At the time of sale, such Aircraft had a net carrying value of approximately $3,084,600.

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










Date: August 16, 1996